Form 10-K/A
Morgan Stanley Capital I Trust 2012-C4
filed 2013-10-03
CIK 1541451

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)


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
      Morgan Stanley Mortgage Capital Holdings LLC
      (exact names of the sponsors as specified in their charters)



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

  4.1 Pooling and Servicing Agreement, dated as of March 1, 2012, by and among Morgan Stanley Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pacific Life Insurance Company, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Custodian and Certificate Administrator. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

  99.1 Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed on August 13, 2012 and incorporated by reference herein)

  99.2 Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K/A filed on August 13, 2012 and incorporated by reference herein)


                                EXPLANATORY NOTE

  The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 29, 2013 (the "Original Form 10-K"), is (i) to file a revised Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013 as a replacement to the Report on Assessment of Compliance with Servicing Criteria filed as Exhibit 33.6 to the Original Form 10-K, and (ii) to file a revised Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013 as a replacement to the Attestation Report on Assessment of Compliance with Servicing Criteria filed as Exhibit 34.6 to the Original Form 10-K. Each such replacement is being made as a result of the receipt by the registrant of a letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, National Association, a copy of which is filed as Exhibit 99.3 to the registrant's Annual Report on Form 10-K, notifying the registrant of the revised reports referred to in the preceding sentence and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, National Association, as Custodian. No other changes have been made to the Original Form 10-K other than the change described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.



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



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no pending legal proceeding (or legal proceeding contemplated by governmental authorities) against the sponsors, depositor, trustee, issuing entity, servicers, originators or other parties contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders as described under Item 1117 of Regulation AB.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated March 26, 2012.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services Division of Wells Fargo Bank, National Association (the "2012 Wells Assessment") for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB. The 2012 Wells Assessment is attached to this Form 10-K as Exhibit 33.5.

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



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of March 1, 2012, by and among Morgan Stanley Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pacific Life Insurance Company, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Custodian and Certificate Administrator. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Master Servicer (filed as
Exhibit 33.1 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    33.2 Berkadia Commercial Mortgage LLC as Servicing Function Participant
(filed as Exhibit 33.2 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    33.3 Midland Loan Services, a Division of PNC Bank, National Association as
Special Servicer (filed as Exhibit 33.3 to the Registrant's Annual Report on
Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    33.4 Pacific Life Insurance Company as Trust Advisor (filed as Exhibit 33.4 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    33.5 Wells Fargo Bank, National Association as Certificate Administrator
(filed as Exhibit 33.5 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    33.6 Wells Fargo Bank, National Association as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Master Servicer (filed as
Exhibit 34.1 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    34.2 Berkadia Commercial Mortgage LLC as Servicing Function Participant
(filed as Exhibit 34.2 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    34.3 Midland Loan Services, a Division of PNC Bank, National Association as
Special Servicer (filed as Exhibit 34.3 to the Registrant's Annual Report on
Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    34.4 Pacific Life Insurance Company as Trust Advisor (filed as Exhibit 34.4 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    34.5 Wells Fargo Bank, National Association as Certificate Administrator
(filed as Exhibit 34.5 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    34.6 Wells Fargo Bank, National Association as Custodian



   (35) Servicer compliance statements.



    35.1 Bank of America, National Association as Master Servicer (filed as
Exhibit 35.1 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    35.2 Midland Loan Services, a Division of PNC Bank, National Association as
Special Servicer (filed as Exhibit 35.2 to the Registrant's Annual Report on
Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    35.3 Pacific Life Insurance Company as Trust Advisor (filed as Exhibit 35.3 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    35.4 Wells Fargo Bank, National Association as Certificate Administrator
(filed as Exhibit 35.4 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    35.5 Wells Fargo Bank, National Association as Custodian (filed as Exhibit
35.5 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)



   (99.1) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed on August 13, 2012 and incorporated by reference herein)

   (99.2) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K/A filed on August 13, 2012 and incorporated by reference herein)

   (99.3) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the Registrant regarding compliance with applicable servicing criteria for asset-backed securities by Wells Fargo Bank, National Association, as Custodian.

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


   Morgan Stanley Capital I Inc.
   (Depositor)


   /s/ Steven Stern
   Steven Stern, President
   (senior officer in charge of securitization of the depositor)


    Date:   October 3, 2013



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of March 1, 2012, by and among Morgan Stanley Capital I Inc., as Depositor, Bank of America,
   National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pacific Life Insurance Company, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Custodian and Certificate Administrator. (Filed as
   Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Master Servicer (filed as
Exhibit 33.1 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    33.2 Berkadia Commercial Mortgage LLC as Servicing Function Participant
(filed as Exhibit 33.2 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    33.3 Midland Loan Services, a Division of PNC Bank, National Association as
Special Servicer (filed as Exhibit 33.3 to the Registrant's Annual Report on
Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    33.4 Pacific Life Insurance Company as Trust Advisor (filed as Exhibit 33.4 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    33.5 Wells Fargo Bank, National Association as Certificate Administrator
(filed as Exhibit 33.5 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    33.6 Wells Fargo Bank, National Association as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Master Servicer (filed as
Exhibit 34.1 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    34.2 Berkadia Commercial Mortgage LLC as Servicing Function Participant
(filed as Exhibit 34.2 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    34.3 Midland Loan Services, a Division of PNC Bank, National Association as
Special Servicer (filed as Exhibit 34.3 to the Registrant's Annual Report on
Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    34.4 Pacific Life Insurance Company as Trust Advisor (filed as Exhibit 34.4 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    34.5 Wells Fargo Bank, National Association as Certificate Administrator
(filed as Exhibit 34.5 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    34.6 Wells Fargo Bank, National Association as Custodian


   (35) Servicer compliance statements.



    35.1 Bank of America, National Association as Master Servicer (filed as
Exhibit 35.1 to the Registrant's Annual Report on Form 10-K filed on March 29,
2013 and incorporated by reference herein)
    35.2 Midland Loan Services, a Division of PNC Bank, National Association as
Special Servicer (filed as Exhibit 35.2 to the Registrant's Annual Report on
Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    35.3 Pacific Life Insurance Company as Trust Advisor (filed as Exhibit 35.3 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
    35.4 Wells Fargo Bank, National Association as Certificate Administrator
(filed as Exhibit 35.4 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
    35.5 Wells Fargo Bank, National Association as Custodian (filed as Exhibit
35.5 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)


   (99.1) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed on August 13, 2012 and incorporated by reference herein)

   (99.2) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K/A filed on August 13, 2012 and incorporated by reference herein)

   (99.3) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the Registrant regarding compliance with applicable servicing criteria for asset-backed securities by Wells Fargo Bank, National Association, as Custodian.