Form 10-K
Morgan Stanley Capital I Trust 2012-C4
filed 2014-04-14
CIK 1541451

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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

    Not applicable.



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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing The Shoppes at Buckland Hills loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2013 fiscal year is $13,344,837.



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



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated March 23, 2012.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association discloses that material instances of noncompliance occurred with respect to the servicing criteria described in
Item 1122(d)(4)(i) and 1122(d)(4)(x)(c) of Regulation AB. Such assessment of compliance is attached to this Form 10-K as Exhibit 33.3.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to KeyBank National Association's determination that there were material instances of noncompliance at the platform level.

The remainder of the paragraphs in this response to Item 1122 were provided by KeyBank National Association.

1) Key Bank National Association (Key) has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(i) and 1122(d)(4)(x)(c) applicable to the commercial loans securitized during the year ended December 31, 2013, as follows:

i) 1122(d)(4)(i) - Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

ii) 1122(d)(4)(x)(c) - Regarding any funds held in trust for an obligor (such as escrow accounts): Such funds are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements.

2) Key has implemented the following remediation procedures:

i) 1122(d)(4)(i) - Regarding UCC filings, it was discovered, upon transfer of the servicing to Key from the previous servicer, that two loans did not have appropriate UCC filings originally filed or continued. The loans have since been corrected, and Key determined that no liens were filed in front of the UCC filing. All loans, for which servicing was transferred to Key during 2013, have been reviewed, and, the filings are being maintained in accordance with the transaction agreements.

ii) 1122(d)(4)(x)(c) - Escrow funds were not returned to the obligor within 30 calendar days of repayment. Appropriate steps have been taken, including monthly status meetings, meeting minutes, and revised procedures to insure that the refund of escrows occurs within 30 calendar days of full repayment.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of March 1, 2012, between Morgan Stanley Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pacific Life Insurance Company, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Custodian and Certificate Administrator. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Master Servicer prior to June 24, 2013
    33.2 Berkadia Commercial Mortgage LLC as a Sub-Servicer
    33.3 KeyBank N.A. as Master Servicer from June 24, 2013
    33.4 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    33.5 Pacific Life Insurance Company as Trust Advisor
    33.6 Wells Fargo Bank, N.A. as Certificate Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Master Servicer prior to June 24, 2013
    34.2 Berkadia Commercial Mortgage LLC as a Sub-Servicer
    34.3 KeyBank N.A. as Master Servicer from June 24, 2013
    34.4 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    34.5 Pacific Life Insurance Company as Trust Advisor
    34.6 Wells Fargo Bank, N.A. as Certificate Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as Master Servicer prior to June 24, 2013
    35.2 KeyBank N.A. as Master Servicer from June 24, 2013
    35.3 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    35.4 Wells Fargo Bank, N.A. as Certificate Administrator
    35.5 Wells Fargo Bank, N.A. as Custodian



   (99.1) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

   (99.2) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

   (99.3) Subsevicing Agreement dated and effective as of June 24, 2013 by and between Keycorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 28, 2013 and incorporated by reference herein)


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


   Morgan Stanley Capital I Inc.
   (Depositor)


   /s/ Steven Stern
   Steven Stern, President
   (senior officer in charge of securitization of the depositor)


    Date:   April 14, 2014



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of March 1, 2012, between Morgan Stanley Capital I Inc., as Depositor, Bank of America,National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pacific Life Insurance Company, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Custodian and Certificate Administrator. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Master Servicer prior to June 24, 2013
    33.2 Berkadia Commercial Mortgage LLC as a Sub-Servicer
    33.3 KeyBank N.A. as Master Servicer from June 24, 2013
    33.4 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    33.5 Pacific Life Insurance Company as Trust Advisor
    33.6 Wells Fargo Bank, N.A. as Certificate Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Master Servicer prior to June 24, 2013
    34.2 Berkadia Commercial Mortgage LLC as a Sub-Servicer
    34.3 KeyBank N.A. as Master Servicer from June 24, 2013
    34.4 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    34.5 Pacific Life Insurance Company as Trust Advisor
    34.6 Wells Fargo Bank, N.A. as Certificate Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as Master Servicer prior to June 24, 2013
    35.2 KeyBank N.A. as Master Servicer from June 24, 2013
    35.3 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    35.4 Wells Fargo Bank, N.A. as Certificate Administrator
    35.5 Wells Fargo Bank, N.A. as Custodian


   (99.1) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

   (99.2) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

   (99.3) Subsevicing Agreement dated and effective as of June 24, 2013 by and between Keycorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 28, 2013 and incorporated by reference herein)