Form 10-K
Morgan Stanley Capital I Trust 2012-C4
filed 2015-03-31
CIK 1541451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 333-167764-02

Morgan Stanley Capital I Trust 2012-C4

(exact name of issuing entity as specified in its charter)

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Bank of America, National Association

Morgan Stanley Mortgage Capital Holdings LLC

(exact names of the sponsors as specified in their charters)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3867653 38-3867654 38-3867655 38-7033106 (I.R.S. Employer Identification Numbers)

c/o Morgan Stanley Capital I Inc.

1585 Broadway

New York, NY 10036

(Address of principal executive offices)

Telephone number, including area code: (212) 762-6148

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 / / Yes   /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

/ / Yes   /X/ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes   / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/ (Do not check if a smaller reporting company)                               Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes   /X/ No

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing The Shoppes at Buckland Hills loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2014 fiscal year is $12,879,473.00.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, Issuing Entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated March 23, 2012, and other than the following:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 residential mortgage backed securities ("RMBS") trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2014, furnished pursuant to Item 1122 of Regulation AB by Key Bank National Association discloses that material instances of non-compliance occurred with respect to the servicing criteria described in Item 1122(d)(4)(xv) of Regulation AB. Such assessment of compliance is attached to this Form 10-K as Exhibit 33.2.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to KeyBank National Association’s determination that there were material instances of noncompliance at the platform level.

The remainder of the paragraphs in this response to Item 1122 were provided by KeyBank National Association, and references to “KeyBank” in such paragraphs are references to KeyBank National Association.

1) KeyBank has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(xv) during the calendar year ended December 31, 2014 with respect to the transactions to which this Form 10-K relates:

1122(d)(4)(xv) – Any external enhancement or other support, identified in Item1114(a)(1) through (3) or item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

2) KeyBank has implemented the following remediation procedures:

1122(d)(4)(xv) - Regarding external enhancements, specifically letters of credit, it was discovered, upon transfer of the servicing of the mortgage loans to KeyBank from the previous servicer, that not all loans properly named KeyBank as the beneficiary on the letters of credit. A compliance test was performed on a sample of 19 loans and of this sample, 6 loans were identified in which the letters of credit, representing the external enhancements, were not transferred to KeyBank and therefore represent exceptions. The noncompliance in Item 1122 (d)(4)(xv) related to a servicing portfolio acquired by KeyBank during the previous year where the beneficiary of credit enhancements was not updated subsequent to acquisition. The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans have been identified, (ii) borrower contact has been initiated, (iii) corrective actions are underway and are being tracked and monitored by senior management, (iv) procedures have been revised to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training has been provided to the relevant staff members to prevent a recurrence, and (vi) updates will be made to software systems to assist staff members with compliance.

During the calendar year ended December 31, 2014, no demands were made upon any of the impacted letters of credit, and thus, none of the affected transactions were materially impacted.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of March 1, 2012, between Morgan Stanley Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pacific Life Insurance Company, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Custodian and Certificate Administrator. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Berkadia Commercial Mortgage LLC as Sub-Servicer
33.2 KeyBank N.A. as Master Servicer
33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
33.4 Pacific Life Insurance Company as Trust Advisor
33.5 Wells Fargo Bank, N.A. as Certificate Administrator
33.6 Wells Fargo Bank, N.A. as Custodian

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Berkadia Commercial Mortgage LLC as Sub-Servicer
34.2 KeyBank N.A. as Master Servicer
34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
34.4 Pacific Life Insurance Company as Trust Advisor
34.5 Wells Fargo Bank, N.A. as Certificate Administrator
34.6 Wells Fargo Bank, N.A. as Custodian

(35) Servicer compliance statement.

35.1 KeyBank N.A. as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
35.3 Wells Fargo Bank, N.A. as Certificate Administrator
35.4 Wells Fargo Bank, N.A. as Custodian

(99.1) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

(99.2) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

(99.3) Subservicing Agreement dated and effective as of June 24, 2013, between KeyCorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 28, 2013 and incorporated by reference herein)

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

/s/ Kevin Ng

Kevin Ng, President

(senior officer in charge of securitization of the depositor)

Date: March 25, 2015

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of March 1, 2012, between Morgan Stanley Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pacific Life Insurance Company, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Custodian and Certificate Administrator. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Berkadia Commercial Mortgage LLC as Sub-Servicer
33.2 KeyBank N.A. as Master Servicer
33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
33.4 Pacific Life Insurance Company as Trust Advisor
33.5 Wells Fargo Bank, N.A. as Certificate Administrator
33.6 Wells Fargo Bank, N.A. as Custodian

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Berkadia Commercial Mortgage LLC as Sub-Servicer
34.2 KeyBank N.A. as Master Servicer
34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
34.4 Pacific Life Insurance Company as Trust Advisor
34.5 Wells Fargo Bank, N.A. as Certificate Administrator
34.6 Wells Fargo Bank, N.A. as Custodian

(35) Servicer compliance statement.

35.1 KeyBank N.A. as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
35.3 Wells Fargo Bank, N.A. as Certificate Administrator
35.4 Wells Fargo Bank, N.A. as Custodian

(99.1) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

(99.2) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A filed on August 10, 2012 and incorporated by reference herein)

(99.3) Subservicing Agreement dated and effective as of June 24, 2013, between KeyCorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 28, 2013 and incorporated by reference herein)