Form 10-K/A
Morgan Stanley Capital I Trust 2012-C4
filed 2016-06-08
CIK 1541451

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

  Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (the “Original Form 10-K”), is to file a replacement attestation report on assessment of compliance with respect to Pacific Life Insurance Company, as trust advisor, an incorrect version of which was previously filed as Exhibit 34.5 to the Original Form 10-K as a result of a clerical error. No other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.1 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

33.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.2 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

33.3 KeyBank National Association, as Master Servicer  (filed as Exhibit 33.3 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.4 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

33.5 Pacific Life Insurance Company, as Trust Advisor (filed as Exhibit 33.5 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

33.6 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 33.6 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.1 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

34.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.2 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

34.3 KeyBank National Association, as Master Servicer (filed as Exhibit 34.3 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.4 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

34.5 Pacific Life Insurance Company, as Trust Advisor

34.6 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 34.6 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.1 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

35.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 35.2 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

35.3 KeyBank National Association, as Master Servicer (filed as Exhibit 35.3 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.4 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

35.5 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 35.5 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

(99.1) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 10, 2012 under SEC File No. 333-167764-02 and incorporated by reference herein).

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

Date: June 8, 2016

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.1 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

33.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.2 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

33.3 KeyBank National Association, as Master Servicer  (filed as Exhibit 33.3 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.4 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

33.5 Pacific Life Insurance Company, as Trust Advisor (filed as Exhibit 33.5 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

33.6 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 33.6 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.1 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

34.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.2 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

34.3 KeyBank National Association, as Master Servicer (filed as Exhibit 34.3 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.4 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

34.5 Pacific Life Insurance Company, as Trust Advisor

34.6 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 34.6 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.1 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

35.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 35.2 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

35.3 KeyBank National Association, as Master Servicer (filed as Exhibit 35.3 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.4 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

35.5 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 35.5 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-167764-02 and incorporated by reference herein)

(99.1) Mortgage Loan Purchase Agreement, dated as of March 9, 2012, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 10, 2012 under SEC File No. 333-167764-02 and incorporated by reference herein).

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